Form 10-K
period 2024-12-31
SLM Student Loan Trust 2012-1
filed 2025-03-31
CIK 1536720

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024 or

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

Due to developments in the second half of 2023 and the first half of 2024 in connection with Navient’s CFPB matter, Navient concluded a loss was probable and reasonably estimable.  As of June 30, 2024, the contingency loss liability was $105 million (of which $3 million related to expected legal costs).  Navient reached an agreement to settle the CFPB lawsuit in September 2024.  While Navient does not agree with the CFPB’s allegations, this resolution is consistent with Navient’s go-forward activities and is an important positive milestone in Navient’s transformation.  As part of the settlement, pursuant to which Navient did not admit to any wrongdoing, Navient agreed to pay $120 million, which includes a $100 million payment that will be used by the CFPB to make payments to certain borrowers as determined by the CFPB, in addition to a $20 million penalty.  In light of the contingency loss liability established in the amount of $105 million as of June 30, 2024, there was an additional $18 million of contingency expense recorded in third-quarter 2024.  The $120 million was paid prior to September 30, 2024.  The settlement prohibits Navient from servicing federal student loans (other than in the role as master servicer of Navient’s FFELP Loan portfolio), and further prohibits Navient from purchasing any FFELP Loans in the future.  These restrictions are not expected to have a material impact on Navient’s business as Navient had already exited its Direct loan servicing contract with the Department of Education in 2021, and entered into an agreement with MOHELA to service Navient’s FFELP Loan portfolio in May 2024.  It is not anticipated that the other requirements of the settlement will impact Navient’s go-forward business plans or operations.

The following five paragraphs are disclosure received from Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas. Deutsche Bank National Trust Company (“DBNTC”) and Deutsche Bank Trust Company Americas (“DBTCA”) have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage-backed securities (“RMBS”) trusts.

In 2014 and 2015, several investors sued several trustees of RMBS trusts including DBNTC and DBTCA, concerning the trustees’ administration of RMBS trusts.  These cases generally alleged that the RMBS trustees failed to perform the purported duties, as trustees for private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts.  Investors have sued DBNTC in nine of these cases and DBTCA in six of these cases.  DBNTC has settled two cases brought by funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others; settled two cases brought by Royal Park Investments SA/NV; obtained summary judgement in one case, brought by certain special purpose entities including Phoenix Light SF Limited; and obtained a dismissal in one case, brought by the Western and Southern Life Insurance Company and five related entities.  In addition, the three cases described below remain active.  DBTCA has settled two cases brought by funds managed by Blackrock Advisors, L.L.C., PIMCO-Advisors, L.P., and others; and obtained summary judgment in one case, brought by certain special purpose entities including Phoenix Light SF Limited.  In addition, the two cases described below remain active.

On November 7, 2014, the National Credit Union Administration Board (“NCUA”), as an investor in 121 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of those trusts, alleging violations of the U.S. Trust Indenture Act of 1939 (“TIA”) and the New York Streit Act (“Streit Act”) for DBNTC’s alleged failure to perform certain purported statutory and contractual duties. On March 5, 2015, NCUA amended its complaint to assert claims as an investor in 97 of the 121 RMBS trusts that were the subject of its first complaint. The amended complaint alleged violations of the TIA and Streit Act, as well as breach of contract, breach of fiduciary duty, breach of the covenant of good faith, negligence, gross negligence and negligent misrepresentation. NCUA’s complaint alleged that the trusts at issue suffered total realized collateral losses of U.S. $17.2 billion, but the complaint did not include a demand for money damages in a sum certain. On May 1, 2015, DBNTC filed a motion to dismiss the amended complaint.  On July 31, 2018, the court issued an order that, among other things, denied DBNTC’s motion to dismiss without prejudice to its renewal.  On August 31, 2018, NCUA filed a letter informing the court that it intended to:  (i) drop all of its claims as to 60 of the 97 trusts at issue; (ii) drop its claims as to certain, but not all, certificates for 3 additional trusts; and (iii) move for leave to file an amended complaint bringing claims as to the remaining 37 trusts at issue.  On October 5, 2018, NCUA filed a motion for leave to file a second amended complaint that asserted claims as to only 37 of the 97 trusts that were originally at issue, and added new claims for a declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses in NCUA’s action and in other actions brought by investors against DBNTC for alleged breaches of its duties as an RMBS trustee.  On November 5, 2018, DBNTC filed a motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery.  On October 15, 2019, the court: (i) granted in part NCUA’s motion for leave to file a second amended complaint; and (ii) granted DBNTC’s motion to stay NCUA’s new claims relating to payment from trust funds of DBNTC’s legal fees and expenses and all related discovery.  The court permitted NCUA to file a second amended complaint asserting claims for: (i) breach of contract arising out of DBNTC’s alleged failure to perform certain purported statutory and contractual duties; and (ii) declaratory judgment and breach of contract arising out of the payment from trust funds of DBNTC’s legal fees and expenses.  The court denied NCUA’s request to assert additional claims for: (i) negligence and gross negligence; and (ii) breach of fiduciary duty.  On October 21, 2019, NCUA filed a second amended complaint.  On November 15, 2019, DBNTC filed an answer to the second amended complaint.  On June 11, 2021, NCUA filed a third amended complaint, the substance of which was unchanged from the second amended complaint.  On July 1, 2021, DBNTC filed an answer to the third amended complaint.  On October 5, 2021, NCUA filed a fourth amended complaint, the substance of which was unchanged from the third amended complaint.  On October 25, 2021, DBNTC filed an answer to the fourth amended complaint.  On February 4, 2022, the parties filed a stipulation in which NCUA agreed to voluntarily dismiss with prejudice all claims as to 19 trusts.  On February 28, 2022, both parties filed motions for partial summary judgment, which have been fully briefed.  Discovery is ongoing.

On December 23, 2015, Commerzbank AG (“Commerzbank”), as an investor in 50 RMBS trusts, filed a complaint in the U.S. District Court for the Southern District of New York against DBNTC as trustee of the trusts, asserting claims for violations of the TIA and New York’s Streit Act, breach of contract, breach of fiduciary duty, negligence, and breach of the covenant of good faith, based on DBNTC’s alleged failure to perform its duties as trustee for the trusts. Commerzbank alleges that DBNTC caused it to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On April 29, 2016, Commerzbank filed an amended complaint.  The amended complaint asserts the same claims as did the original complaint, and, like the original complaint, alleges that DBNTC caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but does not include a demand for money damages in a sum certain.  On May 27, 2016, DBNTC filed a motion to dismiss the amended complaint.  On February 10, 2017, the court granted in part and denied in part DBNTC’s motion to dismiss.  The court granted the motion to dismiss with respect to Commerzbank’s claim for breach of the covenant of good faith and claim under the Streit Act, dismissing those claims with prejudice.  The court also granted the motion to dismiss with respect to Commerzbank’s claim under the TIA as to the 46 trusts at issue governed by pooling and servicing agreements, dismissing that claim with prejudice as to those 46 trusts.  The court also granted the motion to dismiss, without prejudice, with respect to Commerzbank’s breach of contract claim as to ten trusts whose governing agreements limit the right to file suit under the governing agreements to certain specified parties, including the registered holder of a certificate issued by the trust.  The court held that, although Commerzbank has not received authorization from the registered holder of the certificates at issue to file suit, it may still obtain that authorization from the registered holder.  The court denied the remainder of the motion to dismiss.  Therefore, with the exception of the claims relating to the ten trusts for which Commerzbank has not received authorization to file suit, Commerzbank’s claims for breach of contract, breach of fiduciary duty, and negligence will proceed.  Commerzbank’s claim under the TIA as to the four trusts governed by agreements other than pooling and servicing agreements will also proceed.  On May 1, 2017, DBNTC filed an answer to the amended complaint.  On November 30, 2017, Commerzbank filed a second amended complaint that names Deutsche Bank Trust Company Americas as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that the court previously dismissed its TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  On February 8, 2022, the court issued an order in which it granted in part DBNTC and DBTCA’s motion for summary judgment and denied plaintiffs’ motion for partial summary judgment.  As a result of that order, many of plaintiffs’ claims and theories were dismissed with prejudice.  On September 26, 2024, DBNTC and DBTCA filed a motion for summary judgment, which has been fully briefed.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. On June 20, 2017, the parties filed a stipulation voluntarily dismissing with prejudice all claims as to four additional trusts.  On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA.  The court denied the remainder of the motion to dismiss.  IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed.  On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss.  On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order.  On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss.  After DBNTC and DBTCA appealed the First Department’s decision, on June 15, 2023, the New York Court of Appeals reversed the First Department’s decision in part, dismissing certain additional contract claims, as well as IKB’s claims for breach of fiduciary duty and breach of duty to avoid conflicts of interest.  On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021.  On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint.  On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts.  On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust.  On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue, including all claims as to 5 trusts.  On February 28, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to two trusts, leaving 15 trusts at issue.  On November 21, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to three trusts, leaving 12 trusts at issue.   On November 14, 2024, DBNTC and DBTCA filed a motion for summary judgment.  Also on November 14, 2024, IKB filed a motion for summary judgment.  Those motions are being briefed.

It is DBTCA’s and DBNTC’s belief that they have no pending legal proceedings, including, based on DBTCA’s and DBNTC’s current evaluation, the litigation disclosed in the immediately preceding paragraphs that would materially affect their ability to perform their duties under the Indenture for this transaction.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

Navient Solutions, LLC, as the Servicer, Higher Education Loan Authority of the State of Missouri, as the Subservicer, Navient Solutions, LLC, as the Administrator and Deutsche Bank National Trust Company, as the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. Each of the Servicing Parties have provided an attestation report (each an “Attestation Report”) by one or more public accounting firms, which reports are also attached as exhibits to this Report. None of the Servicing Reports or Attestation Reports has identified any material instance of noncompliance with the servicing criteria as applicable to the respective Servicing Party. There have been no material instances of noncompliance with the servicing criteria for the period of this Report.

Item 1123 of Regulation AB. Servicer Compliance Statement

A Servicer Compliance Statement for each of Navient Solutions, LLC, as Servicer, and Navient Solutions, LLC, as Administrator, and Higher Education Loan Authority of the State of Missouri, as Subservicer is included as an exhibit to this Report.

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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2024.

33.2*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2024.

33.3*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Higher Education Loan Authority of the State of Missouri, as Subservicer, as of and for the period from July 1, 2024 to December 31, 2024.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2024.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2024.

34.3*
Independent Accountants’ Attestation Report concerning servicing activities of Higher Education Loan Authority of the State of Missouri, as Subservicer, as of and for the period from July 1, 2024 to December 31, 2024.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator for the year ended December 31, 2024.

35.2*	Statement of Compliance of Higher Education Loan Authority of the State of Missouri, as Subservicer, for the period from July 1, 2024 to December 31, 2024.

* Filed herewith

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 31, 2025	NAVIENT FUNDING, LLC, the Depositor for itself as Registrant and on behalf of SLM Student Loan Trust 2012-1

	By:	/s/ JOE FISHER
		Name:	Joe Fisher
		Title:	President and Chief Financial Officer
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

4.1
Indenture dated as of January 19, 2012 among SLM Student Loan Trust 2012-1, Deutsche Bank Trust Company Americas (as successor to The Bank of New York Mellon Trust Company, National Association), as eligible lender trustee, and Deutsche Bank National Trust Company (as successor to Deutsche Bank Trust Company Americas), as indenture trustee, which is incorporated by reference from Exhibit 4.7 of the Current Report on Form 8-K of the registrant, as filed with the Commission on January 19, 2012, with a file number of 333-166301-05.
https://www.sec.gov/Archives/edgar/data/1536720/000119312512016832/d283686dex47.htm

10.1
Indenture dated as of January 19, 2012 among SLM Student Loan Trust 2012-1, Deutsche Bank Trust Company Americas (as successor to The Bank of New York Mellon Trust Company, National Association), as eligible lender trustee, and Deutsche Bank National Trust Company (as successor to Deutsche Bank Trust Company Americas), as indenture trustee, which is incorporated by reference from Exhibit 4.7 of the Current Report on Form 8-K of the registrant, as filed with the Commission on January 19, 2012, with a file number of 333-166301-05.
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

33.1*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2024.

33.2*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2024.

33.3*
Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Higher Education Loan Authority of the State of Missouri, as Subservicer, as of and for the period from July 1, 2024 to December 31, 2024.

34.1*
Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, as of and for the year ended December 31, 2024.

34.2*	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2024.

34.3*
Independent Accountants’ Attestation Report concerning servicing activities of Higher Education Loan Authority of the State of Missouri, as Subservicer, as of and for the period from July 1, 2024 to December 31, 2024.

35.1*	Statement of Compliance of Navient Solutions, LLC (formerly, Navient Solutions, Inc.), as Servicer and Administrator, for the year ended December 31, 2024.

35.2*	Statement of Compliance of Higher Education Loan Authority of the State of Missouri, as Subservicer, for the period from July 1, 2024 to December 31, 2024.

* Filed herewith